Form 10-K
period 2006-12-31
COMM 2006-C7 Mortgage Trust
filed 2007-04-02
CIK 1362804

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2006

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


        COMM 2006-C7 Mortgage Trust
       (exact name of issuing entity as specified in its charter)

        Commission file number of issuing entity:  333-130390-02

        Deutsche Mortgage & Asset Receiving Corporation
       (exact name of the depositor as specified in its charter)

        Commission file number of depositor:  333-130390



       German American Capital Corporation
       (exact name of sponsor as specified in its charter)

       Bank of America, National Association
       (exact name of sponsor as specified in its charter)

       General Electric Capital Corporation
       (exact name of sponsor as specified in its charter)

       CWCapital LLC
       (exact name of sponsor as specified in its charter)


  New York                                          54-2197168
  (State or other jurisdiction of                   54-2197169
  incorporation or organization)                    54-6713961
                                                    (I.R.S. Employer
                                                    Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. *

         Yes  ___     No  X

      * The issuing entity has been required to file reports with respect to the period following the issuance of its securities and ending December 31, 2006. The issuing entity has filed a Form 15.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. *

         Yes  X       No  ___

      * The issuing entity has been required to file reports with respect to the period following the issuance of its securities and ending December 31, 2006. The issuing entity has filed a Form 15.


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):


  Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

     Pooling and Servicing Agreement (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on June 21, 2006) incorporated by reference in Part IV.

     Mortgage Loan Purchase Agreement (Filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on June 21, 2006) incorporated by reference in Part IV.

     Mortgage Loan Purchase Agreement (Filed as Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on June 21, 2006) incorporated by reference in Part IV.

     Mortgage Loan Purchase Agreement (Filed as Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed on June 21, 2006) incorporated by reference in Part IV.

     Mortgage Loan Purchase Agreement (Filed as Exhibit 99.4 to the Registrant's Current Report on Form 8-K filed on June 21, 2006) incorporated by reference in Part IV.

     Primary Servicing Agreement (Filed as Exhibit 99.5 to the Registrant's Current Report on Form 8-K filed on June 21, 2006) incorporated by reference in Part IV.

     Primary Servicing Agreement (Filed as Exhibit 99.6 to the Registrant's Current Report on Form 8-K filed on June 21, 2006) incorporated by reference in Part IV.


                                   PART I
  Item 1.  Business.

            Omitted.


  Item 1A.  Risk Factors.

            Omitted.


  Item 1B.  Unresolved Staff Comments.

            None.


  Item 2.  Properties.

            Omitted.


  Item 3.  Legal Proceedings.

            Omitted.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            Omitted.


                               PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            Omitted.


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

            Omitted.


  Item 8.  Financial Statements and Supplementary Data.

            Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

            Omitted.


  Item 9A. Controls and Procedures.

            Omitted.

  Item 9A(T). Controls and Procedures.

            Omitted.

  Item 9B. Other Information.

            None.




                                PART III

  Item 10. Directors, Executive Officers and Corporate Governance.

            Omitted.


  Item 11. Executive Compensation.

            Omitted.

  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

            Omitted.


  Item 14. Principal Accounting Fees and Services.

            Omitted.




                ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

  Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

            Not applicable.

  Item 1114(b)(2) and 1115(b) of Regulation AB, Significant Enhancement
            Provider and Significant Derivatives Provider Financial Information.

            Not applicable.


  Item 1117 of Regulation AB, Legal Proceedings.

            Not applicable.

  Item 1119 of Regulation AB, Affiliations and Certain Relationships and
             Related Transactions.

            No additional affiliations, certain relationships or related transactions have been identified, other than those previously disclosed in the prospectus filed on June 5, 2006.


  Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.


            The reports on assessment of compliance with servicing criteria for asset backed securities and related attestation reports are attached hereto under Item 15.

            1122(d)(3)(i) - Delinquency Reporting - With respect to Wells Fargo Bank, N.A., as Trustee, the related report on assessment of compliance and attestation report state that during the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. Wells Fargo Bank, N.A. has stated (1) that all such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function; and (2) all necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.


  Item 1123 of Regulation AB, Servicer Compliance Statement.


            The servicer compliance statements are attached hereto under Item 15.




                                PART IV

  Item 15. Exhibits and Financial Statement Schedules.

   (a) Exhibits

    (4.1) Pooling and Servicing Agreement (Filed as Exhibit 4.1 to the
          Registrant's Current Report on Form 8-K filed on June 21, 2006) (incorporated by reference)

    (31) Rule 13a-14(d)/15d-14(d) Certifications.

    (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Bank of America, National Association, as Sub-Servicer for Midland Loan Services, Inc.
         and as Master Servicer for the Desert Passage loan
      b) CWCapital Asset Management LLC, as Special Servicer
      c) CWCapital LLC, as Sub-Servicer for Midland Loan Services, Inc.
      d) Midland Loan Services, Inc., as Special Servicer for the Desert Passage loan and as
         Master Servicer
      e) Wells Fargo Bank, N.A., as Trustee
      f) Wells Fargo Bank, N.A., as Custodian

     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Bank of America, National Association, as Sub-Servicer for Midland Loan Services, Inc.
         and as Master Servicer for the Desert Passage loan
      b) CWCapital Asset Management LLC, as Special Servicer
      c) CWCapital LLC, as Sub-Servicer for Midland Loan Services, Inc.
      d) Midland Loan Services, Inc., as Special Servicer for the Desert Passage loan and as
         Master Servicer
      e) Wells Fargo Bank, N.A., as Trustee
      f) Wells Fargo Bank, N.A., as Custodian




     (35) Servicer compliance statements.


      a) Bank of America, National Association, as Sub-Servicer for Midland Loan Services, Inc.
      b) Bank of America, National Association, as Master Servicer for the Desert
         Passage loan
      c) CWCapital Asset Management LLC, as Special Servicer
      d) CWCapital LLC, as Sub-Servicer for Midland Loan Services, Inc.
      e) Midland Loan Services, Inc., as Master Servicer
      f) Midland Loan Services, Inc., as Special Servicer for the Desert Passage
         loan
      g) Wells Fargo Bank, N.A., as Trustee


  (99.1) Mortgage Loan Purchase Agreement (Filed as Exhibit 99.1 of the Registrant's Current Report on Form 8-K filed on June 21, 2006) (incorporated by reference)

  (99.2) Mortgage Loan Purchase Agreement (Filed as Exhibit 99.2 of the Registrant's Current Report on Form 8-K filed on June 21, 2006) (incorporated by reference)

  (99.3) Mortgage Loan Purchase Agreement (Filed as Exhibit 99.3 of the Registrant's Current Report on Form 8-K filed on June 21, 2006) (incorporated by reference)

  (99.4) Mortgage Loan Purchase Agreement (Filed as Exhibit 99.4 of the Registrant's Current Report on Form 8-K filed on June 21, 2006) (incorporated by reference)

  (99.5) Primary Servicing Agreement (Filed as Exhibit 99.5 to the Registrant's Current Report on Form 8-K filed on June 21, 2006) (incorporated by reference)

  (99.6) Primary Servicing Agreement (Filed as Exhibit 99.6 to the Registrant's Current Report on Form 8-K filed on June 21, 2006) (incorporated by reference)


   (b) Not applicable.

   (c) Omitted.

                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    Deutsche Mortgage & Asset Receiving Corporation
    (Depositor)




    /s/ Helaine M. Kaplan
    Helaine M. Kaplan, President; senior officer in charge of securitization



    Date:      March 27, 2007




     /s/ Boris Zhuravel
    Boris Zhuravel, Vice President




    Date:      March 27, 2007

  Exhibit Index

  Exhibit No.


    (4.1) Pooling and Servicing Agreement (Filed as Exhibit 4.1 to the
          Registrant's Current Report on Form 8-K filed on June 21, 2006) (incorporated by reference)

    (31) Rule 13a-14(d)/15d-14(d) Certifications.

    (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Bank of America, National Association, as Sub-Servicer for Midland Loan Services, Inc.
         and as Master Servicer for the Desert Passage loan
      b) CWCapital Asset Management LLC, as Special Servicer
      c) CWCapital LLC, as Sub-Servicer for Midland Loan Services, Inc.
      d) Midland Loan Services, Inc., as Special Servicer for the Desert Passage loan and as
         Master Servicer
      e) Wells Fargo Bank, N.A., as Trustee
      f) Wells Fargo Bank, N.A., as Custodian

     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Bank of America, National Association, as Sub-Servicer for Midland Loan Services, Inc.
         and as Master Servicer for the Desert Passage loan
      b) CWCapital Asset Management LLC, as Special Servicer
      c) CWCapital LLC, as Sub-Servicer for Midland Loan Services, Inc.
      d) Midland Loan Services, Inc., as Special Servicer for the Desert Passage loan and as
         Master Servicer
      e) Wells Fargo Bank, N.A., as Trustee
      f) Wells Fargo Bank, N.A., as Custodian


     (35) Servicer compliance statements.


      a) Bank of America, National Association, as Sub-Servicer for Midland Loan Services, Inc.
      b) Bank of America, National Association, as Master Servicer for the Desert
         Passage loan
      c) CWCapital Asset Management LLC, as Special Servicer
      d) CWCapital LLC, as Sub-Servicer for Midland Loan Services, Inc.
      e) Midland Loan Services, Inc., as Master Servicer
      f) Midland Loan Services, Inc., as Special Servicer for the Desert Passage
         loan
      g) Wells Fargo Bank, N.A., as Trustee


  (99.1)  Mortgage Loan Purchase Agreement (Filed as Exhibit 99.1 of the
          Registrant's Current Report on Form 8-K filed on June 21, 2006)
          (incorporated by reference)

  (99.2)  Mortgage Loan Purchase Agreement (Filed as Exhibit 99.2 of the
          Registrant's Current Report on Form 8-K filed on June 21, 2006)
          (incorporated by reference)

  (99.3)  Mortgage Loan Purchase Agreement (Filed as Exhibit 99.3 of the
          Registrant's Current Report on Form 8-K filed on June 21, 2006)
          (incorporated by reference)

  (99.4)  Mortgage Loan Purchase Agreement (Filed as Exhibit 99.4 of the
          Registrant's Current Report on Form 8-K filed on June 21, 2006)
          (incorporated by reference)

  (99.5)  Primary Servicing Agreement (Filed as Exhibit 99.5 to the
          Registrant's Current Report on Form 8-K filed on June 21, 2006)
          (incorporated by reference)

  (99.6)  Primary Servicing Agreement (Filed as Exhibit 99.6 to the
          Registrant's Current Report on Form 8-K filed on June 21, 2006)
          (incorporated by reference)


  EX-31 Rule 13a-14(d)/15d-14(d) Certifications

  Re: Deutsche Mortgage & Asset Receiving Corporation, Commercial Mortgage Pass-Through Certificates, Series COMM 2006-C7, issued pursuant to the Pooling and Servicing Agreement dated as of June 1, 2006 (the "Pooling and Servicing Agreement") between Deutsche Mortgage & Asset Receiving Corporation, as depositor (the "Depositor"), Midland Loan Services, Inc., as master servicer (the "Master Servicer"), CWCapital Asset Management LLC, as special servicer (the "Special Servicer") and Wells Fargo Bank, N.A., as trustee and paying agent (the "Trustee").

  Capitalized terms used but not defined herein have the meanings set forth in the Pooling and Servicing Agreement.


  I, Helaine M. Kaplan, President and senior officer in charge of securitization of the Depositor, certify that:

  1. I have reviewed this report on Form 10-K, and all reports on Form 10-D required to be filed in respect of the period covered by this report on Form 10-K, of COMM 2006-C7 Mortgage Trust (the "Exchange Act Periodic Reports");

  2. Based on my knowledge, the Exchange Act periodic reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3. Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act periodic reports;

  4. Based on my knowledge and the servicer compliance statements required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic reports, the servicers have fulfilled their obligations under the servicing agreement in all material respects; and

  5. All of the reports on assessment of compliance with servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Midland Loan Services, Inc., Bank of America, National Association, as Sub-Servicer for Midland Loan Services, Inc., CWCapital Asset Management LLC, CWCapital LLC, as Sub-Servicer for Midland Loan Services, Inc., Wells Fargo Bank, N.A., Bank of America, National Association, as Master Servicer for the Desert Passage loan and Midland Loan Services, Inc., as Special Servicer for the Desert Passage loan.



     Dated:    March 27, 2007



     /s/ Helaine M. Kaplan
     Signature

     President; senior officer in charge of securitization
     Title







  EX-33 (a)
(logo) Bank of America

Assessment Regarding Compliance with Applicable Servicing Criteria


1. Bank of America, National Association (the "Servicer") is responsible for assessing compliance by it with the servicing criteria applicable to it under paragraph (d) of Item 1122 of Regulation AB, as of December 31, 2006 and for the period from January 1, 2006 through December 31, 2006 (the "Reporting Period"), as set forth in Appendix A hereto, in connection with asset-backed securities transactions involving commercial mortgage loan transactions that involved an offer or sale of asset-backed securities that were required to be registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933 (the "Platform");

2. The Servicer engaged certain vendors (the "Vendors") to perform certain specific, limited or scripted activities during the Reporting Period, related to portions of the servicing criteria as set forth in Appendix A hereto (such portions of the servicing criteria include, and only include, Item 1122(d)(2)(i) (only with respect to standard lockbox processing by depositing checks into the appropriate account indicated by the Servicer) and Item 1122(d)(4)(xi) (only with respect to verifying outstanding tax payments and processing such tax payments pursuant to the Servicer's direction)). The Servicer has elected to take responsibility for assessing compliance with the portion of the servicing criteria performed by such Vendors;

3. Except as set forth in paragraph 4 below, the Servicer used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the applicable servicing criteria;

4. The criteria in Items 1122(d)(1)(iii), 1122(d)(2)(ii) (with respect to disbursements made to investors only), 1122(d)(2)(iii) (other than with respect to transactions for which the related transaction agreements specifically required it to advance property protection expenses or payments of interest and/or principal), 1122(d)(3)(i), 1122(d)(3)(ii), 1122(d)(3)(iii), 1122(d)(3)(iv), 1122(d)(4)(ii), 1122(d)(4)(iii),
        1122(d)(4)(vi), 1122(d)(4)(vii), 1122(d)(4)(viii) (other than for the period prior to a servicing transfer event (as defined in the transaction agreements)), 1122(d)(4)(ix) and 1122(d)(4)(xv) (other than with respect to those items identified in Item 1114(a)(1)), of Regulation AB are inapplicable to the Servicer based on the activities it performs with respect to the Platform;

5. The Servicer has complied, in all material respects, with the applicable servicing criteria for the Reporting Period with respect to the Platform;

6. The Servicer has not identified and is not aware of any material instance of noncompliance by the Vendors with the applicable servicing criteria for the Reporting Period with respect to the Platform;

7. The Servicer has not identified any material deficiency in its policies and procedures to monitor the compliance by the Vendors with the applicable servicing criteria for the Reporting Period with respect to the Platform; and


(page)


8. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report on the Servicer's assessment of compliance with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period.

March 5, 2007


BANK OF AMERICA, NATIONAL
ASSOCIATION

By:    /s/ Janice M. Smith
Name:  Janice M. Smith
Title: Managing Director


-2-


(page)


APPENDIX A



                                            SERVICING CRITERIA                                        APPLICABLE SERVICING
                                                                                                            CRITERIA
Reference                                        Criteria                                         Servicer             Vendor

General Servicing Considerations

                   Policies and procedures are instituted to monitor any performance or               X
                   other triggers and events of default in accordance with the
1122(d)(1)(i)      transaction agreements.

                   If any material servicing activities are outsourced to third parties,              X
                   policies and procedures are instituted to monitor the third party's
1122(d)(1)(ii)     performance and compliance with such servicing activities.

                   Any requirements in the transaction agreements to maintain a back-up
1122(d)(1)(iii)    servicer for the mortgage loans are maintained.

                   A fidelity bond and errors and omissions policy is in effect on the                X
                   party participating in the servicing function throughout the reporting period in the amount of coverage required by and otherwise in
1122(d)(1)(iv)     accordance with the terms of the transaction agreements.

Cash Collection and Administration

                                                                                                                     X (only with
                                                                                                                 respect to standard
                                                                                                                  lockbox processing
                                                                                                                     by depositing
                                                                                                                    checks into the
                   Payments on mortgage loans are deposited into the appropriate                                 appropriate account
                   custodial bank accounts and related bank clearing accounts no more                 X            indicated by the
                   than two business days following receipt, or such other number of days                              Servicer)
1122(d)(2)(i)      specified in the transaction agreements.

                                                                                            X (other than with
                                                                                                respect to
                   Disbursements made via wire transfer on behalf of an obligor or to an    disbursements made
1122(d)(2)(ii)     investor are made only by authorized personnel,                             to investors

                                                                                           X (only with respect
                                                                                            to transactions for
                                                                                             which the related
                                                                                                transaction
                                                                                                agreements
                                                                                           specifically required
                                                                                               it to advance
                   Advances of funds or guarantees regarding collections, cash flows or     property protection
                   distributions, and any interest or other fees charged for such               expenses or
                   advances, are made, reviewed and approved as specified in the            payments of interest
1122(d)(2)(iii)    transaction agreements.                                                    and/or principal)

                   The related accounts for the transaction, such as cash reserve                     X
                   accounts or accounts established as a form of overcollateralization, are separately maintained (e.g., with respect to commingling of cash)
1122(d)(2)(iv)     as set forth in the transaction agreements.

                   Each custodial account is maintained at a federally insured depository             X
                   institution as set forth in the transaction agreements. For purposes of this criterion, "federally insured depository institution" with respect to a foreign financial institution means a foreign financial institution that meets the requirements of Rule 13k-1(b)(1) of the
1122(d)(2)(v)      Securities Exchange Act.


-3-


(page)


1122(d)(2)(vi)     Unissued checks are safeguarded so as to prevent unauthorized access.              X

                   Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations are (A)
                   mathematically accurate; (B) prepared within 30 calendar days after
                   the bank statement cutoff date, or such other number of days specified             X
                   in the transaction agreements; (C) reviewed and approved by someone other than the person who prepared the reconciliation; and (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or
1122(d)(2)(vii)    such other number of days specified in the transaction agreements.

Investor Remittances and Reporting

                   Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports (A) are prepared in accordance with timeframes and other terms set forth in the transaction agreements; (B) provide information calculated in accordance with the terms specified in the transaction agreements; (C)
                   are filed with the Commission as required by its rules and regulations; and (D) agree with investors' or the trustee's records as to the total unpaid principal balance and number of mortgage loans
1122(d)(3)(i)      serviced by the Servicer.

                   Amounts due to investors are allocated and remitted in accordance with timeframes, distribution priority and other terms set forth in the
1122(d)(3)(ii)     transaction agreements.

                   Disbursements made to an investor are posted within two business days to the Servicer's investor records, or such other number of days
1122(d)(3)(iii)    specified in the transaction agreements.

                   Amounts remitted to investors per the investor reports agree with cancelled checks, or other form of payment, or custodial bank
1122(d)(3)(iv)     statements.

Pool Asset Administration

                   Collateral or security on mortgage loans is maintained as required by              X
1122(d)(4)(i)      the transaction agreements or related mortgage loan documents.

                   Mortgage loan and related documents are safeguarded as required by the
1122(d)(4)(ii)     transaction agreements

                   Any additions, removals or substitutions to the asset pool are made, reviewed and approved in accordance with any conditions or
1122(d)(4)(iii)    requirements in the transaction agreements.

                   Payments on mortgage loans, including any payoffs, made in accordance with the related mortgage loan documents are posted to the Servicer's obligor records maintained no more than two business days after
                   receipt, or such other number of days specified in the transaction                 X
                   agreements, and allocated to principal, interest or other items (e.g.,
1122(d)(4)(iv)     escrow) in accordance with the related mortgage loan documents.

                   The Servicer's records regarding the mortgage loans agree with the                 X
                   Servicer's records with respect to an obligor's unpaid principal
1122(d)(4)(v)      balance.

                   Changes with respect to the terms or status of an obligor's mortgage loans (e.g., loan modifications or re-agings) are made, reviewed and approved by authorized personnel in accordance with the transaction
1122(d)(4)(vi)     agreements and related pool asset documents.

                   Loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) are initiated, conducted and concluded in accordance with the timeframes or other requirements established by
1122(d)(4)(vii)    the transaction agreements.


-4-


(page)


                   Records documenting collection efforts are maintained during the         X (only for the
                   period a mortgage loan is delinquent in accordance with the             period prior to a
                   transaction agreements. Such records are maintained on at least a       servicing transfer
                   monthly basis, or such other period specified in the transaction       event (as defined in
                   agreements, and describe the entity's activities in monitoring           the transaction
                   delinquent mortgage loans including, for example, phone calls, letters     agreements))
                   and payment rescheduling plans in cases where delinquency is deemed
1122(d)(4)(viii)   temporary (e.g., illness or unemployment).

                   Adjustments to interest rates or rates of return for mortgage loans with variable rates are computed based on the related mortgage loan
1122(d)(4)(ix)     documents.

                   Regarding any funds held in trust for an obligor (such as escrow accounts): (A) such funds are analyzed, in accordance with the obligor's mortgage loan documents, on at least an annual basis, or such other period specified in the transaction agreements; (B)
                   interest on such funds is paid, or credited, to obligors in accordance             X
                   with applicable mortgage loan documents and state laws; and (C) such funds are returned to the obligor within 30 calendar days of full repayment of the related mortgage loans, or such other number of days
1122(d)(4)(x)      specified in the transaction agreements.

                                                                                                                    X (only with
                                                                                                                respect to verifying
                                                                                                                  outstanding tax
                   Payments made on behalf of an obligor (such as tax or insurance                                  payments and
                   payments) are made on or before the related penalty or expiration                             processing such tax
                   dates, as indicated on the appropriate bills or notices for such                   X           payments pursuant
                   payments, provided that such support has been received by the servicer                         to the Servicer's
                   at least 30 calendar days prior to these dates, or such other number                              direction)
1122(d)(4)(xi)     of days specified in the transaction agreements.

                   Any late payment penalties in connection with any payment to be made               X
                   on behalf of an obligor are paid from the Servicer's funds and not charged to the obligor, unless the late payment was due to the
1122(d)(4)(xii)    obligor's error or omission.

                   Disbursements made on behalf of an obligor are posted within two                   X
                   business days to the obligor's records maintained by the Servicer, or
1122(d)(4)(xiii)   such other number of days specified in the transaction agreements.

                   Delinquencies, charge-offs and uncollectible accounts are recognized               X
1122(d)(4)(xiv)    and recorded in accordance with the transaction agreements.

                                                                                           X (only with respect
                   Any external enhancement or other support, identified in Item              to those items
                   1114(a)(1) through (3) or Item 1115 of Regulation AB, is maintained as   identified in Item
1122(d)(4)(xv)     set forth in the transaction agreements.                                     1114(a)(1))


-5-






  EX-33 (b)
(logo) CWCapital
ASSET MANAGEMENT

Management's Assertion on Compliance with Regulation AB Criteria

Re: Assessment of Compliance for services provided pursuant to the Pooling and Servicing Agreements entered into by CWCapital Asset Management LLC for the period ended December 31, 2006.

CWCapital Asset Management LLC ("CWCAM") is responsible for assessing compliance with applicable servicing criteria set forth in Item 1122(d) of Regulation AB of the Securities and Exchange Commission for the securitizations as detailed on Appendix A.

CWCAM has assessed the Company's compliance with the applicable servicing criteria for the period from January 31, 2006 (inception of the servicing platform) to December 31, 2006. In making this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of
Item 1122 of Regulation AB, excluding the criteria set forth in Item 1122 (d)
(1)(iii), (d)(3)(i)(b), (d)(3)(i)(c), (d)(3)(i)(d), (d)(3)(ii), (d)(3)(iii),
(d)(3)(iv), (d)(4)(v), (d)(4)(ix), (d)(4)(x), (d)(4)(xi), (d)(4)(xii),
(d)(4)(xiii), (d)(4)(xiv), and (d)(4)(xv) of Regulation AB which CWCAM has concluded are not applicable to the activities it performs. The securitizations covered by this report include all securitizations wherein CWCAM is named as the Special Servicer for securitizations issued beginning in January 2006, as listed in Appendix A (the "Platform").

Based on such assessment, management believes that, as of and for the period from January 31, 2006 (inception of the servicing platform) to December 31, 2006, CWCAM has complied in all material respects with the servicing criteria set forth in Item 1122(d), except for servicing criteria 1122 (d)(1)(iii),
(d)(3)(i)(b), (d)(3)(i)(c), (d)(3)(i)(d), (d)(3)(ii), (d)(3)(iii), (d)(3)(iv),
(d)(4)(v), (d)(4)(ix), (d)(4)(x), (d)(4)(xi), (d)(4)(xii), (d)(4)(xiii),
(d)(4)(xiv), and (d)(4)(xv), which CWCAM has determined as being inapplicable to the activities it performs with respect to the Platform.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the assessment of compliance with the Applicable Servicing Criteria for the Reporting Period as set forth in this assertion.

CWCapital Asset Management LLC

By: /s/ David B. Iannarone
David B. Iannarone
Managing Director

Date: 3/12/07

By: /s/ Carla Stoner
Carla Stoner
Chief Financial Officer

Date: 3/12/07

701 13th Street, NW, Suite 1000, Washington, DC 20005 www.cwcapital.com


(page)


(logo) CWCapital
ASSET MANAGEMENT

Management's Assertion on Compliance with Regulation AB Criteria

Appendix A

GMAC Commercial Mortgage Securities, Inc., Mortgage Pass-Through Certificates, Series 2006-C1

LB-UBS Commercial Mortgage Trust 2006-C3, Commercial Mortgage Pass-Through Certificates, Series 2006-C3

Wachovia Bank Commercial Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2006-C25

Deutsche Mortgage & Asset Receiving Corporation, COMM 2006-C7 Commercial Mortgage Pass-Through Certificates

GS Mortgage Securities Corporation II, Commercial Mortgage Pass-Through Certificates, Series 2006-GG8 and Companion Loan Noteholders

Wachovia Bank Commercial Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2006-C28

Banc of America Commercial Mortgage Inc., Commercial Mortgage Pass-Through Certificates, Series 2006-6

COBALT CMBS Commercial Mortgage Trust 2006-C1, Commercial Mortgage Pass-Through Certificates, Series 2006-C1



701 13th Street, NW, Suite 1000, Washington, DC 20005 www.cwcapital.com





  EX-33 (c)
(logo) CWCapital

Management's Assertion on Compliance with Regulation AB Criteria

Re: Assessment of Compliance for services provided pursuant to the following Sub Servicing Agreements entered into by CWCapital LLC during the calendar year ended December 31, 2006

GMAC Commercial Mortgage Securities, Inc. Commercial Mortgage Pass-Through Certificates Series 2006-C1 dated January 1, 2006

Wachovia Bank Commercial Mortgage Trust, Commercial Mortgage Pass-Through Certificates Series 2006-C25 dated May 1, 2006

Deutsche Mortgage & Asset Receiving Corporation Commercial Mortgage Pass-Through Certificates Series 2006-C7 dated June 1, 2006

CWCapital Commercial Funding Corp., Commercial Mortgage Pass-Through Certificates, Series 2006-C1 dated December 1, 2006

CWCapital LLC (the "Asserting Party") is responsible for assessing compliance with applicable servicing criteria set forth in Item 1122(d) of Regulation AB of the Securities and Exchange Commission for the above-referenced securitizations.

CWCapital has assessed the Company's compliance with the applicable servicing criteria for the period from January 1, 2006 to December 31, 2006. In making this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB, excluding the criteria set forth in Item 1122(d)(1)(iii) and (d)(3)(i) through (iv), of Regulation AB which the Asserting Party has concluded are not applicable to the activities it performs.

CWCapital has engaged a lock box vendor to perform specific and limited activities described under Relevant Servicing Criteria 1122(d)(2)(i). CWCapital has policies and procedures to monitor the vendor's activities and assure that such activities comply with the servicing criteria and therefore takes responsibility for assessing compliance with the servicing criteria applicable to this vendor.

Based on such assessment, management believes that, as of and for the period from January 1, 2006 to December 31, 2006, the Company has complied in all material respects with the servicing criteria set forth in Item 1122(d), except for servicing criteria 1122(d)(1)(iii) and (d)(3)(i) through (iv), which the Company has determined as being inapplicable to the activities it performs with respect to the above-referenced securitizations.

Deloitte & Touche LLP, an independent registered public accounting firm, will issue an attestation report on the assessment of compliance with the applicable servicing criteria for the reporting period as set forth in this assertion.

CWCapital LLC

By: /s/ Gardner P. Hall
Gardner P. Hall, Senior Vice President
Date: 2/16/07

By: /s/ James Osten
James Osten, Treasurer
Date: 2/16/07


National Headquarters
One Charles River Place  63 Kendrick Street, Needham, MA 02494
781.707.9300  781.707.9499  www.cwcapital.com





  EX-33 (d)
(logo) MIDLANDLOANSERVICES


Report on Assessment of Compliance with Regulation AB Servicing Criteria


Midland Loan Services, Inc. ("Midland"), an indirect wholly owned subsidiary of The PNC Financial Services Group, Inc., is responsible for assessing compliance with the applicable servicing criteria set forth in Item 1122(d) of Regulation AB of the Securities and Exchange Commission ("Regulation AB") relating to its role in the servicing of commercial mortgage-backed securities transactions.

Midland has assessed its compliance with the applicable servicing criteria as of and for the year ended December 31, 2006. In making this assessment, Midland used the criteria set forth by the Securities and Exchange Commission ("SEC") in
Item 1122(d) of Regulation AB. The transactions covered by this report include commercial mortgage-backed securities that were issued on or after January 1, 2006 and that were registered with the SEC pursuant to the Securities Act of 1933 (the "Platform").

Based on such assessment, Midland believes that, as of and for the year ended, Midland has complied in all material respects with the servicing criteria set forth in Item 1122(d) of Regulation AB relating to its role in the servicing of commercial mortgage-backed securities transactions, except for servicing criteria 1122(d)(1)(iii), 1122(d)(3)(i) through (3)(iv), and 1122(d)(4)(xv), which Midland has determined as being inapplicable to the activities it performs with respect to the commercial mortgage-backed securities transactions being serviced (the "applicable servicing criteria").

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on Midland's assessment of compliance with the applicable servicing criteria as of and for the year ended December 31, 2006:


MIDLAND LOAN SERVICES, INC.


/s/ Steven W. Smith
Steven W. Smith
Executive Vice President &
Chief Operating Officer

/s/ Vincent E. Beckett
Vincent E. Beckett
Executive vice President &
Chief Administrative Officer

/s/ Bradley J. Hauger
Bradley J. Hauger
Senior Vice President
Servicing Operations


Date: February 16, 2007


A Member of the PNC Financial Services Group

10851 Mastin  P.O. Box 25965  Shawnee Mission Kansas 66225-5965

www.midlandls.com  913 253 9000 T  913 253 9709 F






  EX-33 (e)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





  EX-33 (f)
(logo) WELLS FARGO

Wells Fargo Bank, N.A.
Document Custody
1015 10th Avenue SE
Minneapolis, MN 55414


Appendix I


ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") is responsible for assessing compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. The Company has determined that the servicing criteria are applicable in regard to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006, for which the Company provides document custody services, excluding any publicly issued transactions issued by any government sponsored entity (the "Platform").

Applicable Servicing Criteria: The servicing criteria set forth in Item 1122(d)(4)(i) and 1122(d)(4)(ii), in regard to the activities performed by the Company with respect to the Platform (the "Applicable Servicing Criteria"). The Company has determined that all other servicing criteria set forth in Item 1122(d) are not applicable to the Platform.

Period: Twelve months ended December 31, 2006 (the "Period").

With respect to the Platform, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing the Company's compliance with the Applicable Servicing Criteria as of and for the Period.

2. The Company has assessed compliance with the Applicable Servicing
Criteria. In performing this assessment, the Company used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Based on such assessment, as of and for the Period, the Company has complied, in all material respects with the Applicable Servicing Criteria.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's assessment of compliance as of and for the Period.


WELLS FARGO BANK, NATIONAL ASSOCIATION

By: /s/ Shari L. Gillund
Shari L. Gillund

Its: Senior Vice President

Dated: March 1, 2007





  EX-34 (a)

(logo) PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
214 N. Tryon Street
Ste 3600
Charlotte NC 28202
Telephone (704) 344 7500
Facsimile (704) 344 4100


Report of Independent Registered Public Accounting Firm


To Board of Directors and Shareholders
of Bank of America, National Association:

We have examined management's assertion, included in the accompanying Assessment Regarding Compliance with Applicable Servicing Criteria (the "Compliance Statement"), that Bank of America, National Association (the "Company") complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for the Commercial Mortgage Loans Platform comprised of asset-backed securities that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933 where the related asset-backed securities were issued during the period from January 1, 2006 through December 31, 2006 (the "Platform"), as of December 31, 2006 and for the period from January 1, 2006 through December 31, 2006, excluding criteria set forth in the Compliance Statement, which the Company has determined are not applicable to the activities performed by it with respect to the Platform. As described in management's assertion, for servicing criteria set forth in the Compliance Statement, the Company has engaged various vendors to perform a portion of the activities required by these servicing criteria. The Company has determined that these vendors are not considered "servicers" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's determination of its eligibility to use Interpretation 17.06. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset-backed transactions that comprise the Platform, testing of selected servicing activities related to the Platform, determining whether the Company processed those selected transactions and performed


(page)


(logo) PRICEWATERHOUSECOOPERS


those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria as of December 31, 2006 and during the period from January 1, 2006 through December 31, 2006 for the Platform is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers LLP
March 1, 2007






  EX-34 (b)
(logo) Deloitte

Deloitte & Touche LLP
200 Berkeley Street
Boston, MA 02116
USA

Tel: +1 617 437 2000
Fax: +1 617 437 2111
www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member of CWCapital Asset Management, LLC

We have examined management's assertion, included in the accompanying Management's Assertion on Compliance with Regulation AB Criteria, for services provided pursuant to the Pooling and Servicing Agreements entered into by CWCapital Asset Management, LLC (the "Company"), that the Company complied with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the Commercial Real Estate Mortgage Loans Platform (the Platform) as of December 31, 2006 and for the period from January 31, 2006 (inception of the servicing platform) to December 31, 2006, excluding criteria 1122(d)(1)(iii), (d)(3)(i)(b), (d)(3)(i)(c), (d)(3)(i)(d), (d)(3)(ii),
(d)(3)(iii), (d)(3)(iv), (d)(4)(v), (d)(4)(ix), (d)(4)(x), (d)(4)(xi),
(d)(4)(xii), (d)(4)(xiii), (d)(4)(xiv), and (d)(4)(xv), which management has determined are not applicable to the activities performed by the Company with respect to the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria, including tests on a sample basis of the servicing activities related to the Platform, determining whether the Company performed those selected activities in compliance with the servicing criteria during the specified period and performing such other procedures as we considered necessary in the circumstances. Our procedures were limited to selected servicing activities performed by the Company during the period covered by this report and, accordingly, such samples may not have included servicing activities related to each specific asset-backed transaction included in the Platform. Further, an examination is not designed to detect noncompliance arising from errors that may have occurred prior to the period specified above that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria as of December 31, 2006 and for the period from January 31, 2006 (inception of the servicing platform) to December 31, 2006for the Commercial Real Estate Mortgage Loans Platform is fairly stated, in all material respects.

/s/ Deloitte & Touche LLP

March 12, 2007


Member of
Deloitte Touche Tohmatsu





  EX-34 (c)
(logo) Deloitte

Deloitte & Touche LLP
200 Berkeley Street
Boston, MA 02116-5022
USA

Tel: +1 617 437 2000
www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of CWCapital, LLC

We have examined management's assertion, included in the accompanying Management's Assertion on Compliance with Regulation AB Criteria, that CWCapital, LLC (the "Company") complied with the servicing criteria set forth in
Item 1122(d) of the Securities and Exchange Commission's Regulation AB for the Commercial Real Estate Mortgage Loans Platform (the Platform) as of and for the year ended December 31, 2006, excluding 1122(d)(1)(iii) and 1122(d)(3)(i) through (iv), which management has determined are not applicable to the activities performed by the Company with respect to the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria, including tests on a sample basis of the servicing activities related to the Platform, determining whether the Company performed those selected activities in compliance with the servicing criteria during the specified period and performing such other procedures as we considered necessary in the circumstances. Our procedures were limited to selected servicing activities performed by the Company during the period covered by this report and, accordingly, such samples may not have included servicing activities related to each specific asset-backed transaction included in the Platform. Further, an examination is not designed to detect noncompliance arising from errors that may have occurred prior to the period specified above that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in management's assertion, for servicing criteria 1122(d)(2)(i) the Company has engaged a vendor to perform specific and limited activities required by this servicing criteria. The Company has determined that this vendor is not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to this vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendor's activities comply in all material respects with the servicing criteria applicable to this vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendor and related criteria as described in its assertion, and we performed no procedures with respect to the Company's determination of its eligibility to use Interpretation 17.06.


(page)


In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for the Commercial Real Estate Mortgage Loans Platform is fairly stated, in all material respects.

/s/ Deloitte & Touche LLP

February 16, 2007


Member of
Deloitte Touche Tohmatsu





  EX-34 (d)
(logo) Deloitte

Deloitte & Touche LLP
Suite 3300
1100 Walnut Street
Kansas City, MO 64106-2129
USA

Tel: +1 816 474 6180
www.deloitte.com


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of
The PNC Financial Services Group, Inc.:

We have examined management's assertion, included in the accompanying Management's Report on Assessment of Compliance with Regulation AB Servicing Criteria, that Midland Loan Services, Inc., (the "Company"), an indirect wholly owned subsidiary of The PNC Financial Services Group, Inc., complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for its role in servicing Commercial Mortgage Backed Securities Transactions (the "Platform") as of and for the year ended December 31, 2006, excluding criteria 1122(d)(1)(iii), 1122(d)(3)(i) through 3(iv), and 1122(d)(4)(xv), which management has determined are not applicable to the activities performed by the Company with respect to the Platform. Management's assertion identifies the transactions defined by management as constituting the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States), and accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria, including tests on a sample basis of the servicing activities related to the Platform, determining whether the Company performed those selected activities in compliance with the servicing criteria during the specified period and performing such other procedures as we considered necessary in the circumstances. Our procedures were limited to selected servicing activities performed by the Company during the period covered by this report, and accordingly, such samples may not have included servicing activities related to each specific asset-backed transaction included in the Platform. Further, an examination is not designed to detect noncompliance arising from errors that may have occurred prior to the period specified above that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006, for its role in servicing Commercial Mortgage Backed Securities Transactions is fairly stated, in all material respects.


/s/ Deloitte & Touche LLP
Kansas City, Missouri
February 16, 2007

Member of
Deloitte Touche Tohmatsu





  EX-34 (e)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





  EX-34 (f)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60601-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank National Association:

We have examined management's assertion, included in the accompanying Appendix I, that the Document Custody section of the Corporate Trust Services division of Wells Fargo Bank National Association complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006 for which the Company provides document custody services, excluding any publicly issued transactions issued by any government sponsored entity (the Platform) as of and for the twelve months ended December 31, 2006. Management has determined that servicing criteria 1122(d)(4)(i) and 1122(d)(4)(ii) are applicable to the activities it performs with respect to the Platform, and that all other servicing criteria set forth in Item 1122(d) are not applicable to the document custody services provided by the Company with respect to the Platform. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the period ended December 31, 2006 is fairly stated, in all material respects.

/s/ KPMG LLP

Chicago, Illinois
March 1, 2007

KPMG LLP, a U.S. limited liability partnership, is the U.S. member firm of KPMG International, a Swiss cooperative.





  EX-35 (a)

(logo) Bank of America

Bank of America N.A.
900 West Trade Street
Suite 650
NC1-026-06-01
Charlotte, NC 28255
www.bankamerica.com


ANNUAL STATEMENT AS TO COMPLIANCE
OFFICER'S CERTIFICATION


Re:     Deutsche Mortgage & Asset Receiving Corporation
        Commercial Mortgage Pass-Through Certificates
        Series 2006-C7


In connection with the above-referenced transaction the undersigned officer, on behalf of Bank of America, N.A., hereby certifies that (i) a review of the Sub-Servicing activities, for the period ending December 31, 2006 and of its performance under the Sub-Servicing Agreement dated as of June 1, 2006 has been made under my supervision, and (ii) to the best of my knowledge, based on such review, Bank of America, N.A. has fulfilled all of its obligations under this agreement in all material respects throughout the aforementioned period.


Bank of America, N.A.

/s/ Sean D. Reilly
Sean D. Reilly
Principal

/s/ Michael H. Lumadue
Michael H. Lumadue
Vice President




  EX-35 (b)

(logo) Bank of America

Bank of America N.A.
900 West Trade Street
Suite 650
NC1-026-06-01
Charlotte, NC 28255
www.bankamerica.com


ANNUAL STATEMENT AS TO COMPLIANCE
OFFICER'S CERTIFICATION


Re:     Banc of America Commercial Mortgage Inc.
        Commercial Mortgage Pass-Through Certificates
        Series 2006-1


In connection with the above-referenced transaction the undersigned officer, on behalf of Bank of America, N.A., hereby certifies that (i) a review of the Servicing activities, for the period ending December 31, 2006 and of its performance under the Pooling and Servicing Agreement dated as of March 1, 2006 has been made under my supervision, and (ii) to the best of my knowledge, based on such review, Bank of America, N.A. has fulfilled all of its obligations under this agreement in all material respects throughout the aforementioned period.


Bank of America, N.A.


/s/ Sean D. Reilly
Sean D. Reilly
Principal


/s/ H. Michael Lumadue
H. Michael Lumadue
Vice President



  EX-35 (c)
(logo) CWCapital
ASSET MANAGEMENT


March 12, 2007


TRUSTEE:
Wells Fargo Bank, National Association
9062 Old Annapolis Rd
Columbia, MD 21045
Attn: Dionne Waldron

DEPOSITOR:
Deutsche Mortgage & Asset Receiving
Corporation
60 Wall Street
New York, New York 10005
Attention: Helaine M. Kaplan

w/copies to:
Cadwalader, Wickersham & Taft LLP
One World Financial Center
New York, New York 10281
Attention: Anna H. Glick


RE: COMM 2006-C7, Officer's Certificate

Dear Representatives:

In accordance with the requirements detailed in section 10.11 of the Pooling and Servicing Agreement ("Agreement") for the above-mentioned CMBS pool, CWCapital Asset Management LLC ("CWCAM"), in its capacity as Special Servicer, is providing this Officer's Certificate with respect to the following:

(A) a review of CWCAM's activities during the period June 7 through December 31, 2006 and of CWCAM's performance under this Agreement has been made under my supervision; and
(B) to the best of my knowledge, based on such review, CWCAM has fulfilled all its obligations under this Agreement in all material respects throughout the period noted above.

Should you have any questions, please do not hesitate to contact us.

Sincerely,
CWCapital Asset Management LLC
/s/ David B. Iannarone
David B. Iannarone
Managing Director


701 13th Street NW, Suite 1000, Washington, DC 20005 www.cwcapital.com




  EX-35 (d)

CWCapital as Subservicer
Officer's Certificate


RE: Securitization Series COMM 2006-C7 - June 1, 2006

To Whom It May Concern:

With regard to the loans sub-serviced by CWCapital LLC in the captioned transaction please be advised of the following:

i.) A review of the activities of CWCapital during the preceding calendar year (ended 2006) and of its performance under the Sub- Servicing Agreement dated June 1, 2006, has been made under my supervision;

ii.) To the best of my knowledge, based on such review, CWCapital has fulfilled all of its obligations under the Sub-Servicing Agreement in all material respects throughout such year.


By: CWCapital LLC


By: /s/ Gardner P. Hall
Gardner P. Hall
Senior Vice President







  EX-35 (e)
(logo) MIDLANDLOANSERVICES


March 1, 2007

Ms. Karen A. Merson
Compliance Specialist
Wells Fargo Bank, N.A.
9062 Old Annapolis Road
Columbia, MD 21045-1951


Deutsche Mortgage & Asset Receiving Corp.
Commercial Mortgage Pass-Through Certificates
Series COMM 2006-C7
Pooling and Servicing Agreement


OFFICER'S CERTIFICATE

Pursuant to the requirements of that certain Pooling and Servicing
Agreement (the "Agreement"), it is hereby certified to the Depositor thereunder that on behalf of Midland Loan Services, Inc. (the "Servicer"), (i) a review of the Servicer's activities during the reporting period and of its performance under the Agreement has been made under the undersigned officer's supervision; and ((ii) to the best of the undersigned officer's knowledge, based on such review, the Servicer has fulfilled all of its obligations under the Agreement in all material respects throughout the reporting period or, if there has been a failure to fulfill any such obligation in any material respect, each such failure known to the undersigned officer and the nature and status thereof are set forth below; and (iii) the Servicer has not received any notice regarding qualification, or challenging the status, of any REMIC formed pursuant to the Agreement from the IRS or any other governmental agency or body.


MIDLAND LOAN SERVICES, INC.

/s/ Steven W. Smith      3/1/07
Steven W. Smith         Date
Chief Operating Officer and Executive Vice President


A member of The PNC Financial Services Group
10851 Mastin  Suite 300  Overland Park  Kansas  66210
www.midlandls.com  913 253 9000 T  913 253 9001 F





 EX-35 (f)

ANNUAL STATEMENT OF COMPLIANCE


March 26, 2007

Deutsche Mortgage & Asset Receiving Corporation
60 Wall Street
New York, New York 10038

Ms. Karen A Merson
Compliance Specialist
Wells Fargo Bank, N.A.
9062 Old Annapolis
Road Columbia, MD 21045-1951


Re: Annual Statement of Compliance for the Desert Passage loan held by the COMM 2006-C7 Mortgage Trust (the "2006-C7 Trust") and serviced under the BACM 2006-1 PSA (as defined below)

This Annual Statement of Compliance is furnished to you with respect to the Pooling and Servicing Agreement relating to the Bank of America Commercial Mortgage, Inc., Commercial Mortgage Pass-Through Certificates, Series 2006-1 (the "BACM 2006-1 PSA"), and solely for the Desert Passage loan held by the 2006-C7 Trust and serviced under the BACM 2006-1 PSA.

The undersigned officer, on behalf of Midland Loan Services, Inc., as special servicer (the "Special Servicer") under the BACM 2006-1 PSA, hereby certifies:

        (i) a review of the activities of the Special Servicer during the calendar year 2006 and of its performance under the BACM 2006-1 PSA has been made under such officer's supervision; and

        (ii) to the best of such officer's knowledge, based on such review, the Special 8ervicer has fulfilled all its obligations under the BACM 2006-1 PSA in material respects throughout such year.


MIDLAND LOAN SERVICES, INC.

/s/ Steven W. Smith
Steven W. Smith
Chief Operating Officer and Executive Vice President






  EX-35 (g)
(logo) WELLS FARGO

Corporate Trust Services
MAC N2702-011
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.


March 13, 2007

Deutsche Mortgage & Asset Receiving Corporation
60 Wall Street
New York, NY 10005

RE: Annual Statement As To Compliance for COMM 2006-C7 Mortgage Trust

Per Section 10.11 of the Pooling and Servicing Agreement, dated as of 06/01/2006, (the "Agreement"), the undersigned Officer of Wells Fargo Bank, N.A., (Trustee), hereby certifies the following for the 2006 calendar year or portion thereof:

(A) a review of such Certifying Servicer's activities during the preceding calendar year and of such Certifying Servicer's performance under the Agreement has been made uner such officer's supervision.

(B) that, to the best of such officer's knowledge, based on such review, such Certifying Servicer has fulfilled all its obligations under the Agreement, in all material respects throughout such year or portion thereof commencing on the date of the Agreement.


Certified By:
/s/ Judith J. Rishel
Judith J. Rishel
Vice President

Certified By:
/s/ Gordon Johnson
Gordon Johnson, Assistant Secretary